Form 10-Q
period 2026-03-31
Grayscale Bittensor Trust (TAO)
filed 2026-05-08
CIK 2029297

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56788

Grayscale Bittensor Trust (TAO)

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-6506784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

290 Harbor Drive, 4th Floor

Stamford, Connecticut 06902

(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Bittensor Trust (TAO) Shares	GTAO	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Shares of the registrant outstanding as of May 4, 2026: 2,188,700

Grayscale® Bittensor Trust (tao)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bittensor Trust (TAO) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 23.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITTENSOR TRUST (TAO)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2026	December 31, 2025
Assets:
Investment in TAO, at fair value (cost $13,867 and $13,234 as of March 31, 2026 and December 31, 2025, respectively)	$11,747	$7,974
Total assets	$11,747	$7,974
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$11,747	$7,974
Shares issued and outstanding, no par value (unlimited Shares authorized)	2,002,800	1,881,500
Principal Market NAV per Share	$5.87	$4.24

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITTENSOR TRUST (TAO)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of TAO and percentages)

March 31, 2026
	Quantity of TAO	Cost	Fair Value	% of Net Assets
Investment in TAO	38,289.59246269	$13,867	$11,747	100%
Total Investment		$13,867	$11,747	100%
Net assets			$11,747	100%

December 31, 2025
	Quantity of TAO	Cost	Fair Value	% of Net Assets
Investment in TAO	36,193.00420808	$13,234	$7,974	100%
Total Investment		$13,234	$7,974	100%
Net assets			$7,974	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITTENSOR TRUST (TAO)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Investment income:
Investment income	$-	$-
Expenses:
Sponsor’s Fee, related party	52	34
Net investment loss	(52)	(34)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in TAO	(30)	(2)
Net change in unrealized appreciation/depreciation on Sponsor’s Fee payable	-	(2)
Net change in unrealized appreciation/depreciation on investment in TAO	3,140	(4,307)
Net realized and unrealized gain (loss) on investment	3,110	(4,311)
Net increase (decrease) in net assets resulting from operations	$3,058	$(4,345)

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITTENSOR TRUST (TAO)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2026	2025
Increase (decrease) in net assets from operations:
Net investment loss	$(52)	$(34)
Net realized loss on investment in TAO	(30)	(2)
Net change in unrealized appreciation/depreciation on Sponsor’s Fee payable	-	(2)
Net change in unrealized appreciation/depreciation on investment in TAO	3,140	(4,307)
Net increase (decrease) in net assets resulting from operations	3,058	(4,345)
Increase in net assets from capital share transactions:
Shares issued	715	4,953
Net increase in net assets resulting from capital share transactions	715	4,953
Total increase in net assets from operations and capital share transactions	3,773	608
Net assets:
Beginning of period	7,974	4,396
End of period	$11,747	$5,004
Change in Shares outstanding:
Shares outstanding at beginning of period	1,881,500	501,700
Shares issued	121,300	646,900
Net increase in Shares	121,300	646,900
Shares outstanding at end of period	2,002,800	1,148,600

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITTENSOR TRUST (TAO)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Bittensor Trust (TAO) (the “Trust”) is a Delaware Statutory Trust that was formed on April 30, 2024 and commenced operations on June 10, 2024. In general, the Trust holds Bittensor (“TAO”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for TAO. As of March 31, 2026, the Trust did not operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust’s investment objective is for the value of the Shares (based on TAO per Share) to reflect the value of the TAO held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS,” or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

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

During the period from June 10, 2024 (the commencement of the Trust’s operations) to March 2025, the Sponsor acted as the Key Maintainer of the Trust (the “Key Maintainer”). In March 2025, the Sponsor engaged BitGo Trust Company, Inc., a third-party service provider (the “Custodian”), to serve as the custodian of the Trust’s TAO. As of March 12, 2025, all TAO held by the Trust was transferred to a segregated custody account controlled and secured by the Custodian. As a result, the Sponsor no longer serves as Key Maintainer of the Trust. The Custodian is responsible for safeguarding the TAO, Incidental Rights, and IR Virtual Currency held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2026 and December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for TAO in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

The Trust only receives TAO in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investment in TAO	$11,747	$11,747	$-	$-
December 31, 2025
Assets
Investment in TAO	$7,974	$7,974	$-	$-

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

3. Fair Value of TAO

TAO is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2026 and December 31, 2025, the Trust held 38,289.59246269 and 36,193.00420808 TAO, respectively.

The Trust determined the fair value per TAO to be $306.80 and $220.32 on March 31, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of TAO and the respective fair value:

(Amounts in thousands, except TAO amounts)	Quantity	Fair Value
Balance at December 31, 2024	9,915.88027129	4,396
TAO contributed	12,717.13637313	4,953
TAO distributed for Sponsor’s Fee, related party	(118.13300467)	(34)
Net change in unrealized appreciation/depreciation on investment in TAO	-	(4,307)
Net change in unrealized appreciation/depreciation on Sponsor’s Fee payable	-	(2)
Net realized loss on investment in TAO	-	(2)
Balance at March 31, 2025	22,514.88363975	$5,004

(Amounts in thousands, except TAO amounts)	Quantity	Fair Value
Balance at December 31, 2025	36,193.00420808	$7,974
TAO contributed	2,322.50581174	715
TAO distributed for Sponsor’s Fee, related party	(225.91755713)	(52)
Net change in unrealized appreciation/depreciation on investment in TAO	-	3,140
Net realized loss on investment in TAO	-	(30)
Balance at March 31, 2026	38,289.59246269	$11,747

4. Creations and Redemptions of Shares

The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of TAO to the Trust or the distribution of TAO by the Trust. The amount of TAO required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of TAO owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of TAO representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0191 and 0.0192 of one TAO at March 31, 2026 and December 31, 2025, respectively. The decrease in the amount of TAO represented by each Share is primarily a result of the periodic withdrawal of TAO to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended March 31, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2026: DCG, GSO, GSIS, and Grayscale Securities. As of March 31, 2026 and December 31, 2025, 320,909 and 337,674 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in TAO, monthly in arrears. The amount of TAO payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of TAO used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of TAO is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, the Trust incurred Sponsor’s Fees of $51,872 and $33,239, respectively. As of March 31, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

7. Concentration Risk

The Trust’s investment portfolio is concentrated in TAO, and its net asset value and results of operations are directly affected by the price of TAO, which has historically been highly volatile. As a result, the Trust may experience significant fluctuations in net asset value, including periods of substantial losses. This concentration also exposes the Trust to risks specific to TAO and its supporting infrastructure, including market liquidity constraints and operational or cybersecurity risks associated with the custody and transfer of TAO.

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$4.24	$8.76
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.03)	(0.04)
Net realized and unrealized gain (loss)	1.66	(4.36)
Net increase (decrease) in net assets resulting from operations	1.63	(4.40)
Principal Market NAV, end of period	$5.87	$4.36
Total return	38.44%	-50.23%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

Ratios of net investment loss and expenses to average net assets have been annualized.

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

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the period and assuming redemption on the last day of the period.

9. Indemnifications

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

10. Subsequent Events

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization, as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the item noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds TAO and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of TAO. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on TAO per Share) to reflect the value of the TAO held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in TAO, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to TAO. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of the TAO held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at premiums to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Prior to March 6, 2026, the Trust valued the TAO held by the Trust for operational purposes by reference to the Coin Metrics Real-Time Rate for Bittensor. As of March 6, 2026, the Index is the CoinDesk Bittensor Benchmark Rate which is used to calculate the NAV and NAV per Share. Prior to March 6, 2026, references to the “Index” in the Trust’s filings with the SEC, including this Quarterly Report on Form 10-Q, refer to the Coin Metrics Real-Time Rate for Bittensor. From and after March 6, 2026, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk Bittensor Benchmark Rate.

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

The Trust only receives TAO in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for TAO in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, TAO and price of TAO amounts, are in thousands)

	Three Months Ended March 31,
	2026	2025
Net realized and unrealized gain (loss) on investment in TAO	$3,110	$(4,311)
Net increase (decrease) in net assets resulting from operations	$3,058	$(4,345)
Net assets(1)	$11,747	$5,004
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of TAO on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in TAO for the three months ended March 31, 2026 was $3,110, which includes a realized loss of ($30) on the transfer of TAO to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in TAO of $3,140. Net realized and unrealized gain on investment in TAO for the period was driven by TAO price appreciation from $220.32 per TAO as of December 31, 2025, to $306.80 per TAO as of March 31, 2026. Net increase in net assets resulting from operations was $3,058 for the three months ended March 31, 2026, which consisted of the net realized and unrealized gain on investment in TAO, less the Sponsor’s Fee of $52. Net assets increased to $11,747 at March 31, 2026, a 47% increase for the three-month period. The increase in net assets resulted from the aforementioned TAO price appreciation and the contribution of approximately 2,323 TAO with a value of $715 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 226 TAO to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in TAO for the three months ended March 31, 2025 was ($4,311), which includes a realized loss of ($2) on the transfer of TAO to pay the Sponsor’s Fee, net change in unrealized appreciation/depreciation on the Sponsor’s Fee payable of ($2), and net change in unrealized appreciation/depreciation on investment in TAO of ($4,307). Net realized and unrealized loss on investment in TAO for the period was driven by TAO price depreciation from $444.19 per TAO as of December 31, 2024, to $222.27 per TAO as of March 31, 2025. Net decrease in net assets resulting from operations was ($4,345) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in TAO, plus the Sponsor’s

Fee of $34. Net assets increased to $5,004 at March 31, 2025, a 14% increase for the three-month period. The increase in net assets resulted from the contribution of approximately 12,717 TAO with a value of $4,953 to the Trust in connection with Share creations during the period, partially offset by the aforementioned TAO price depreciation and the withdrawal of approximately 118 TAO to pay the foregoing Sponsor’s Fee.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of March 31,
	2026	2025
Price of TAO on principal market	$306.80	$222.27
Principal Market NAV per Share(1)	$5.87	$4.36
Principal Market NAV(1)	$11,747,247	$5,004,383
Index Price	$306.77	$222.12
NAV per Share(2)	$5.86	$4.35
NAV(2)	$11,746,098	$5,001,006

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of Bitcoin based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of both March 31, 2026 and 2025 were Kraken, Binance, and Crypto.com. On April 21, 2026, the Index Provider added Bitstamp to the Index due to the trading platform meeting the Index Provider’s conditions for inclusion, and did not remove any Constituent Trading Platforms as part of its scheduled monthly review. See “Item 1. Business—Overview of the TAO Industry and Market—TAO Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from June 10, 2024 (the commencement of the Trust’s operations) to March 31, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the TAO Industry and Market—TAO Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from June 10, 2024 to March 31, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually, or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
June 10, 2024 (the commencement of the Trust's operations) to March 31, 2025	$400.74	$709.06	12/6/2024	$219.59	7/7/2024	$222.12	$222.12
Twelve months ended March 31, 2026	$316.83	$505.98	11/1/2025	$146.45	2/11/2026	$306.77	$306.77
June 10, 2024 (the commencement of the Trust's operations) to March 31, 2026	$354.34	$709.06	12/6/2024	$146.45	2/11/2026	$306.77	$306.77

The following table illustrates the movements in the Digital Asset Market price of TAO, as reported on the Trust’s principal market, from June 10, 2024 to March 31, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
June 10, 2024 (the commencement of the Trust's operations) to March 31, 2025	$400.73	$708.85	12/6/2024	$219.48	7/7/2024	$222.27	$222.27
Twelve months ended March 31, 2026	$317.04	$506.06	11/1/2025	$146.45	2/11/2026	$306.80	$306.80
June 10, 2024 (the commencement of the Trust's operations) to March 31, 2026	$354.44	$708.85	12/6/2024	$146.45	2/11/2026	$306.80	$306.80

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from December 12, 2025 to March 31, 2026.

GTAO Premium: GTAO Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX divided by the Trust’s NAV per Share from December 12, 2025 to March 31, 2026.

GTAO Premium: GTAO Share Price vs. NAV per Share (Non-GAAP) (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”).

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Board of Managers

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization, as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor

Peter Mintzberg and Edward McGee are members of the Board of Directors of Grayscale Investments and we hereby incorporate by reference into this Quarterly Report on Form 10-Q each of their biographies in the section, “Item 10. Directors, Executive Officers and Corporate Governance” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Craig Salm has been the Chief Legal Officer of Grayscale since 2022. Before serving as Chief Legal Officer, Mr. Salm was Director, Legal since January 2020 and Associate, Legal since January 2018. Prior to joining Grayscale, Mr. Salm was a corporate associate at Paul Weiss and a member of its Capital Markets & Securities Group—primarily focused on representing issuers, private equity sponsors, investment banks, hedge funds and other stakeholders in corporate finance transactions, as well as advising on securities law and corporate governance matters. Mr. Salm earned his Bachelor of Science from the University of Michigan and his Juris Doctor from the Benjamin N. Cardozo School of Law. Mr. Salm serves as a member of the Blockchain Association and a member of the Crypto Ratings Council (CRC).

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31 2026.

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

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Glossary of Defined Terms

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

“Bittensor Network”—A set of smart contracts deployed on a decentralized public transaction ledger known as the blockchain. The Bittensor Network leverages the cryptographic and algorithmic protocols of the underlying blockchain to govern its application. See “Item 1. Business—Overview of the TAO Industry and Market” in our Annual Report on Form 10-K.

“Blockchain”—The public transaction ledger of the Bittensor Network on which transactions in TAO are recorded.

“Board”—Board of Managers of the Sponsor, which, as of May 4, 2026, manages and directs the affairs of the Sponsor, through authority delegated from the board of directors of Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025 to, but not including, October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026, any references to the “Board” refer to the board of managers of the Sponsor, unless the context otherwise requires.

“Coinbase”—Coinbase, Inc.

“Creation Basket”—Basket of Shares issued by the Trust upon deposits of the Basket Amount required for each such Creation Basket.

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

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of GSO.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a consolidated subsidiary of Grayscale Operating, LLC.

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

“Index”—Prior to March 6, 2026, the Coin Metrics Real-Time Rate for Bittensor. As of March 6, 2026, the Index is the CoinDesk Bittensor Benchmark Rate.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended from time to time.

“Index Price”—The U.S. dollar value of a TAO derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the TAO Industry and Market—TAO Value—The Index and the Index Price” in our Annual Report for a description of how the Index Price is calculated.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of TAO and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of TAO and Determination of NAV” in our Annual Report.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSO was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent Fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Bittensor Trust (TAO)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: May 8, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.