Form 10-Q
period 2026-06-30
Grayscale Bittensor Trust (TAO)
filed 2026-08-04
CIK 2029297

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of July 30, 2026: 2,474,800

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITTENSOR TRUST (TAO)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in TAO, at fair value (cost $16,092 and $13,234 as of June 30, 2026 and December 31, 2025, respectively)	$9,385	$7,974
Total assets	$9,385	$7,974
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$9,385	$7,974
Shares issued and outstanding, no par value (unlimited Shares authorized)	2,438,600	1,881,500
Principal Market NAV per Share	$3.85	$4.24

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITTENSOR TRUST (TAO)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of TAO and percentages)

June 30, 2026
	Quantity of TAO	Cost	Fair Value	% of Net Assets
Investment in TAO	46,331.53981603	$16,092	$9,385	100%
Total Investment		$16,092	$9,385	100%
Net assets			$9,385	100%

December 31, 2025
	Quantity of TAO	Cost	Fair Value	% of Net Assets
Investment in TAO	36,193.00420808	$13,234	$7,974	100%
Total Investment		$13,234	$7,974	100%
Net assets			$7,974	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITTENSOR TRUST (TAO)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	69	61	121	95
Net investment loss	(69)	(61)	(121)	(95)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in TAO	(26)	-	(56)	(2)
Net change in unrealized appreciation/depreciation on Sponsor’s Fee payable	-	-	-	(2)
Net change in unrealized appreciation/depreciation on investment in TAO	(4,586)	3,302	(1,446)	(1,005)
Net realized and unrealized (loss) gain on investment	(4,612)	3,302	(1,502)	(1,009)
Net (decrease) increase in net assets resulting from operations	$(4,681)	$3,241	$(1,623)	$(1,104)

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITTENSOR TRUST (TAO)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Decrease) increase in net assets from operations:
Net investment loss	$(69)	$(61)	$(121)	$(95)
Net realized loss on investment in TAO	(26)	-	(56)	(2)
Net change in unrealized appreciation/depreciation on Sponsor’s Fee payable	-	-	-	(2)
Net change in unrealized appreciation/depreciation on investment in TAO	(4,586)	3,302	(1,446)	(1,005)
Net (decrease) increase in net assets resulting from operations	(4,681)	3,241	(1,623)	(1,104)
(Decrease) increase in net assets from capital share transactions:
Shares issued	2,319	1,456	3,034	6,409
Net increase in net assets resulting from capital share transactions	2,319	1,456	3,034	6,409
Total (decrease) increase in net assets from operations and capital share transactions	(2,362)	4,697	1,411	5,305
Net assets:
Beginning of period	11,747	5,004	7,974	4,396
End of period	$9,385	$9,701	$9,385	$9,701
Change in Shares outstanding:
Shares outstanding at beginning of period	2,002,800	1,148,600	1,881,500	501,700
Shares issued	435,800	306,300	557,100	953,200
Net increase in Shares	435,800	306,300	557,100	953,200
Shares outstanding at end of period	2,438,600	1,454,900	2,438,600	1,454,900

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITTENSOR TRUST (TAO)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Bittensor Trust (TAO) (the “Trust”) is a Delaware Statutory Trust that was formed on April 30, 2024 and commenced operations on June 10, 2024. In general, the Trust holds Bittensor (“TAO”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for TAO. As of June 30, 2026, the Trust did not operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust’s investment objective is for the value of the Shares (based on the TAO per Share) to reflect the value of the TAO held by the Trust, less the Trust’s expenses and other liabilities.

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

The Trust’s Shares have traded on OTC Markets since December 12, 2025. The Trust’s trading symbol on OTCQX is “GTAO” and the CUSIP number for its Shares is 38963B100.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in TAO	$9,385	$9,385	$-	$-
December 31, 2025
Assets
Investment in TAO	$7,974	$7,974	$-	$-

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

3. Fair Value of TAO

TAO is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 46,331.53981603 and 36,193.00420808 TAO, respectively.

The Trust determined the fair value per TAO to be $202.57 and $220.32 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of TAO and the respective fair value:

(Amounts in thousands, except TAO amounts)	Quantity	Fair Value
Balance at December 31, 2024	9,915.88027129	$4,396
TAO contributed	18,716.30790855	6,409
TAO distributed for Sponsor’s Fee, related party	(290.41341982)	(95)
Net change in unrealized appreciation/depreciation on investment in TAO	-	(1,005)
Net change in unrealized appreciation/depreciation on Sponsor’s Fee payable	-	(2)
Net realized loss on investment in TAO	-	(2)
Balance at June 30, 2025	28,341.77476002	$9,701

(Amounts in thousands, except TAO amounts)	Quantity	Fair Value
Balance at December 31, 2025	36,193.00420808	$7,974
TAO contributed	10,635.28612479	3,034
TAO distributed for Sponsor’s Fee, related party	(496.75051684)	(121)
Net change in unrealized appreciation/depreciation on investment in TAO	-	(1,446)
Net realized loss on investment in TAO	-	(56)
Balance at June 30, 2026	46,331.53981603	$9,385

4. Creations and Redemptions of Shares

The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of TAO to the Trust or the distribution of TAO by the Trust. The amount of TAO required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of TAO owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of TAO representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0190 and 0.0192 of one TAO at June 30, 2026 and December 31, 2025, respectively. The decrease in the amount of TAO represented by each Share is primarily a result of the periodic withdrawal of TAO to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities. As of June 30, 2026 and December 31, 2025, 316,213 and 337,674 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in TAO, monthly in arrears. The amount of TAO payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of TAO used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of TAO is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $69,625 and $61,234, respectively. For the six months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $121,497 and $94,473, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$5.87	$4.36	$4.24	$8.76
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.03)	(0.04)	(0.06)	(0.09)
Net realized and unrealized loss (gain)	(1.99)	2.35	(0.33)	(2.00)
Net (decrease) increase in net assets resulting from operations	(2.02)	2.31	(0.39)	(2.09)
Principal Market NAV, end of period	$3.85	$6.67	$3.85	$6.67
Total return	-34.41%	52.98%	-9.20%	-23.86%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds TAO and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of TAO. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on TAO per Share) to reflect the value of the TAO held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in TAO, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to TAO. To date, the Trust has not met its investment objective and the Shares quoted on OTC Markets have not reflected the value of the TAO held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at premiums to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, TAO and price of TAO amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized (loss) gain on investment in TAO	$(4,612)	$3,302	$(1,502)	$(1,009)
Net (decrease) increase in net assets resulting from operations	$(4,681)	$3,241	$(1,623)	$(1,104)
Net assets(1)	$9,385	$9,701	$9,385	$9,701
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of TAO on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in TAO for the three months ended June 30, 2026 was ($4,612), which includes a realized loss of ($26) on the transfer of TAO to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in TAO of ($4,586). Net realized and unrealized loss on investment in TAO for the period was driven by TAO price depreciation from $306.80 per TAO as of March 31, 2026, to $202.57 per TAO as of June 30, 2026. Net decrease in net assets resulting from operations was ($4,681) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in TAO, plus the Sponsor’s Fee of $69. Net assets decreased to $9,385 at June 30, 2026, a 20% decrease for the three-month period. The decrease in net assets resulted from the aforementioned TAO price depreciation and the withdrawal of approximately 271 TAO to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 8,313 TAO with a value of $2,319 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in TAO for the three months ended June 30, 2025 was $3,302, which includes a net change in unrealized appreciation/depreciation on investment in TAO of $3,302. Net realized and unrealized gain on investment in TAO for the period was driven by TAO price appreciation from $222.27 per TAO as of March 31, 2025, to $342.29 per TAO as of June 30, 2025. Net increase in net assets resulting from operations was $3,241 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in TAO, plus the Sponsor’s Fee of $61. Net assets increased to $9,701 at June 30, 2025, a 94% increase for the three-month period. The increase in net assets resulted from the aforementioned TAO price appreciation, and the contribution of approximately 5,999 TAO with a value of $1,456 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 172 TAO to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in TAO for the six months ended June 30, 2026 was ($1,502), which includes a realized loss of ($56) on the transfer of TAO to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in TAO of ($1,446). Net realized and unrealized loss on investment in TAO for the period was driven by TAO price depreciation from $220.32 per TAO as of December 31, 2025, to $202.57 per TAO as of June 30, 2026. Net decrease in net assets resulting from operations was ($1,623) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in TAO, plus the Sponsor’s Fee of $121. Net assets increased to $9,385 at June 30, 2026, an 18% increase for the six-month period. The increase in net assets resulted from the contribution of approximately 10,635 TAO with a value of $3,034 to the Trust in connection with Share creations during the period, partially offset by the aforementioned TAO price depreciation and the withdrawal of approximately 497 TAO to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in TAO for the six months ended June 30, 2025 was ($1,009), which includes a realized loss of ($2) on the transfer of TAO to pay the Sponsor’s Fee, net change in unrealized appreciation/depreciation on the Sponsor’s Fee payable of ($2), and net change in unrealized appreciation/depreciation on investment in TAO of ($1,005). Net realized and unrealized loss on investment in TAO for the period was driven by TAO price depreciation from $444.19 per TAO as of December 31, 2024, to $342.29 per TAO as of June 30, 2025. Net decrease in net assets resulting from operations was ($1,104) for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in TAO, plus the Sponsor’s Fee of $95. Net assets increased to $9,701 at June 30, 2025, a 121% increase for the six-month period. The increase in net assets resulted from the contribution of approximately 18,716 TAO with a value of $6,409 to the Trust in connection with Share creations during the period, partially offset by the aforementioned TAO price depreciation and the withdrawal of approximately 290 TAO to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	As of June 30,
	2026	2025
Price of TAO on principal market	$202.57	$342.29
Principal Market NAV per Share(1)	$3.85	$6.67
Principal Market NAV(1)	$9,385,380	$9,701,106
Index Price	$202.62	$342.13
NAV per Share(2)	$3.85	$6.66
NAV(2)	$9,387,697	$9,696,571

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of TAO based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026 were Kraken, Binance, Crypto.com and Bitstamp by Robinhood. The Digital Asset Trading Platforms included in the Index as of June 30, 2025 were Kraken and Crypto.com. The Digital Asset Trading Platforms included in the Index as of July 30, 2026 were Kraken, Binance, Crypto.com, Bitstamp by Robinhood, and OKX. See “Item 1. Business—Overview of the TAO Industry and Market—TAO Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from June 10, 2024 (the commencement of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the TAO Industry and Market—TAO Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from June 10, 2024 to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually, or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
June 10, 2024 (the commencement of the Trust's operations) to June 30, 2024	$295.52	$346.42	6/10/2024	$262.26	6/29/2024	$268.99	$273.08
Twelve months ended June 30, 2025	$394.63	$709.06	12/6/2024	$188.82	4/6/2025	$342.13	$342.13
Twelve months ended June 30, 2026	$293.77	$505.98	11/1/2025	$146.45	2/11/2026	$202.62	$202.62
June 10, 2024 (the commencement of the Trust's operations) to June 30, 2026	$342.84	$709.06	12/6/2024	$146.45	2/11/2026	$202.62	$202.62

The following table illustrates the movements in the Digital Asset Market price of TAO, as reported on the Trust’s principal market, from June 10, 2024 to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
June 10, 2024 (the commencement of the Trust's operations) to June 30, 2024	$295.53	$346.42	6/10/2024	$262.37	6/29/2024	$268.99	$273.24
Twelve months ended June 30, 2025	$394.79	$708.85	12/6/2024	$188.87	4/6/2025	$342.29	$342.29
Twelve months ended June 30, 2026	$293.81	$506.06	11/1/2025	$146.45	2/11/2026	$202.57	$202.57
June 10, 2024 (the commencement of the Trust's operations) to June 30, 2026	$342.93	$708.85	12/6/2024	$146.45	2/11/2026	$202.57	$202.57

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from December 12, 2025 to June 30, 2026.

GTAO Premium: GTAO Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from December 12, 2025 to June 30, 2026.

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

None during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30 2026.

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

“OTC Markets”—The OTCQX, OTCQB and OTCID tiers of OTC Markets Group Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of TAO required for Creation Baskets.

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, OTC Markets.

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

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement, dated January 12, 2026, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as may be further amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Bittensor Trust (TAO)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 4, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.